Form 10QSB
period 2000-03-31
CAPTAINS MANAGEMENT CORP
filed 2000-08-14
CIK 1104164

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                               FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of
1934

Commission File No.: 000-29161

                 CAPTAINS MANAGEMENT CORPORATION, INC.
         (Exact name of registrant as it appears in its charter)

      NEVADA	                                       88-0448017
(State or jurisdiction of                        (I.R.S. Employer
incorporation or organization)	                  Identification No.)

468 North Camden Avenue
Beverly Hills, California                          90210
(Address of Principal Executive Office)	           (Zip Code)
Code)

Registrant's telephone number, including area code:	310-858-5596

Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (b) of the Act:

Class A Common Stock $0.0027 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.	Yes 			No

At the end of the quarter ending 3/31/2000 there were 5,000,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

                                   [1]

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
See attached exhibit

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION.

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS
This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward- looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.

Plan of Operation - General

The Company's plan is to seek, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held
corporation.   At  this  time,  the  Company has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company
for investigation and evaluation.   No member of Management or any promoter of
the Company, or an affiliate of either, has had any material discussions with any other company with respect to any acquisition of that company. The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of the proposed business under this caption and throughout this Registration Statement is purposefully general and is not meant to restrict the Company's virtually unlimited discretion to search for and enter into a business combination.

The Company may seek a combination with a firm which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an
established  business  which  may  be  experiencing   financial  or  operating
difficulties and needs additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve acquiring or merging with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its
common stock.   The Company may purchase assets and  establish  wholly - owned
subsidiaries  in  various  businesses  or  purchase  existing   businesses  as
subsidiaries.

                                  [2]

Selecting a business opportunity will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity ( subject to restrictions of applicable statues) for all shareholders, and other items. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.


Management believes that the Company may be able to benefit from the use of "leverage" to acquire a target company. Leveraging a transaction involves acquiring a business while incurring significant indebtedness for a large
percentage  of  the  purchase  price  of  that  business.   Through  leveraged
transactions, the Company would be required to use less of its available funds to acquire a target company and, therefore, could commit those funds to the operations of the business, to combinations with other target companies, or to other activities. The borrowing involved in a leveraged transaction will ordinarily be secured by the assets of the acquired business. If that business is not able to generate sufficient revenues to make payments on the debt incurred by the Company to acquire that business, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that the Company must commit to acquire a business, may correspondingly increase the risk of loss to the Company. No assurance can be given as to the terms or availability of financing for any acquisition by the Company. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates, because the investment in the business held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing. Lenders from which the Company may obtain funds for purposes of a leveraged buy- out may impose restrictions on the future borrowing, distribution, and operating policies of the Company. It is not possible at this time to predict the restrictions, if any, which lenders may impose, or the impact thereof on the Company.


The  Company  has  insufficient  capital  with  which to provide the owners of
businesses significant cash or other assets.   Management believes the Company
will offer owners of businesses the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the businesses will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing post - effective amendments, Forms 8-K, agreements, and related reports and documents. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a businesses. The Company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

                                 [3]

The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition. The Company also has no plans to conduct any offerings under Regulation S.

Sources of Opportunities

The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations.


Management, while not especially experienced in matters relating to the new business of the Company, will rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no discussions, understandings, contracts or agreements with any outside consultants and none are anticipated in the future. In the past, the Company's management has never used outside consultants or advisors in connection with a merger or acquisition.


As is customary in the industry, the Company may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction. Management has adopted a policy that such a finder's fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of the Company, if such person plays a material role in bringing a transaction to the Company.


The Company will not have sufficient funds to undertake any significant development, marketing, and manufacturing of any products which may be acquired. Accordingly, if it acquires the rights to a product, rather than entering into a merger or acquisition, it most likely would need to seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or to interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

                                   [4]

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company ( see "Management" ). Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider, among other factors, such matters as;

1.	the available technical, financial and managerial resources
2.	working capital and other financial requirements
3.	history of operation, if any
4.	prospects for the future
5.	present and expected competition
6.	the quality and experience of management services which may be available and the depth of that management
7.	the potential for further research, development or exploration
8.	specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company
9.	the potential for growth or expansion
10.	the potential for profit
11.	the perceived public recognition or acceptance of products, services or trades
12.	name identification

Management will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.Opportunities in which the Company participates will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity. The Company's shareholders must, therefore, depend on Management to identify and evaluate such risks. Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated significant revenues from its principal business activities prior to the Company's participation.) Even after the Company's participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.


The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention as well as substantial costs for accountants, attorneys, and others. If a decision is made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss by the Company of the related costs incurred.

                                   [5]

There is the additional risk that the Company will not find a suitable target. Management does not believe the Company will generate revenue without finding and completing a transaction with a suitable target company. If no such target is found, therefore, no return on an investment in the Company will be realized, and there will not, most likely, be a market for the Company's stock.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. Once a transaction is complete, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's officers and directors may, as part of the terms of the transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the
Company's   Common  Stock  may  have  a  depressive  effect  on  such  market.


While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.


As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

                                    [6]

The manner in which the Company participates in an opportunity with a target company will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which the target company's shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will, in all likelihood, hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders, including purchasers in this offering.


Management has advanced, and will continue to advance, funds which shall be used by the Company in identifying and pursuing agreements with target companies. Management anticipates that these funds will be repaid from the proceeds of any agreement with the target company, and that any such agreement may, in fact, be contingent upon the repayment of those funds.

Competition

The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development - stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personal resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis - a - vis the Company's competitors.

Year 2000 Compliance

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has assessed these issues as they relate to the Company, and since the Company currently has no operating business and does not use any computers, and since it has no customers, suppliers or other constituents, it does not believe that there are any material year 2000 issues to disclose in this Form 10-SB.

Regulation and Taxation

The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading securities. While the Company does not intend to engage in such activities, the Company may obtain and hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company".The Company intends to structure a merger or acquisition in such manner as to minimize Federal and state tax consequences to the Company and to any target company.

                                    [7]

Employees

The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company. (See "Management").



The Company has had no operations during this quarter.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.
None

Item 2.	Changes in Securities
None

Item 3.	Default Upon Senior Securities
None

Item 4.	Submission of matters To a Vote of Security Holders
None

Item 5.	Other Information.
None

Item 6.	Exhibits and Reports on Form 10-Q
(a)	The following documents are filed as part of this report:
            Financial Statements as of March 31, 2000 as prepared by Kurt D. Saliger, C.P.A


Exhibits:

3.1		Articles of Incorporation	 Incorporated by
		                              reference The Company's Form 10	SB/A filed on
                                March 24th, 2000.


3.2		By-Laws        			         Incorporated by reference The Company's Form
                                10-SB/A filed on March 24th, 2000.

                            [8]


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Captain's Management Corporation, Inc.

Dated: August , 2000

By: /S/
Paul Salas, President


                                   [9]



                      CAPTAINS MANAGEMENT CORPORATION, INC.

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2000













                    CAPTAINS MANAGEMENT CORPORATION, INC.

                                   CONTENTS


                                                         Page
     Independent Auditor's Report                          1

     Financial Statements

         Balance Sheet                                     2

         Statement of Operations                           3

         Statement of Changes in Stockholders' Equity      4

         Statement of Cash Flows                           5

         Notes to Financial Statements                     6-7








                                KURT D. SALIGER

                          Certified Public Accountant

                         INDEPENDENT AUDITOR'S REPORT



Board of Directors
Captain's Management Corporation, Inc.
Las Vegas, Nevada

     I have audited the accompanying balance sheets of Captain's Management Corporation, Inc. (a development stage company) as of March 31, 2000, and the related statements of operations, changes in stockholders' equity and cash flows for the three months in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

     I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all, material respects, the financial position of Captain's Management Corporation, Inc., as of March 31, 2000 and the results of their operations and its cash flows for the three month period ended March 31, 2000, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's planin regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Kurt D. Saliger  C.P.A.
August 8, 2000




                       CAPTAINS MANAGEMENT CORPORATION, INC.
                           ( A Develpment Stage Company)
                                   BALANCE SHEET
                                                         March 31, 2000

                        ASSETS
CURRENT ASSETS
   Cash                                                            $0
   Accounts Receivable                                             $0
                                                                _________
          TOTAL CURRENT ASSETS                                     $0

   PROPERTY AND EQUIPMENT, NET                                     $0

   OTHER ASSETS                                                    $0
                                                                _________

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                                                $0
   Accrued Liabilities                                             $0
   Current Portion, Long Term Debt                                 $0
                                                                _________
          TOTAL CURRENT LIAILITIES                                 $0

LONG-TERM DEBT                                                     $0
STOCKHOLDER'S EQUITY                                               $0
   Common Stock, no par value
   authorized 25,000,000 shares;
   issued and outstanding
   27,000 shares                                                2,700

   Additional Paid In Capital                                      $0
   Deficit Accumulated During
       Development Stage                                      ($2,700)
                                                              __________
TOTAL STOCKHOLDERS' EQUITY                                         $0
                                                              __________

          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                                     $0
                                                              ----------

          See accompanying notes to financial statements.

                                    -2-

                     CAPTAINS MANAGEMENT CORPORATION, INC.
                       ( A Development Stage Company )
                          STATEMENT OF OPERATIONS

                                              For the          August
                                               period         08, 1996
                                                ended        (inception)
                                              March 31,      to March 31,
                                                2000             2000
REVENUES                                           $0                $0
COSTS OF REVENUES                                  $0                $0
                                               ----------       ----------
          GROSS PROFIT                             $0                $0

OPERATING EXPENSES
          Selling, general and
              administrative                       $0            $2,700
          Amortization and depreciation            $0                $0
                                                ----------       ---------
          TOTAL OPERATING EXPENSES                 $0            $2,700
                                                ----------       ---------
          INCOME (LOSS) FROM OPERATIONS            $0           ($2,700)
OTHER INCOME (EXPENSES)
           Gain on sale of assets                  $0                $0
           Interest expense                        $0                $0
                                                 ----------      ----------
INCOME (LOSS) BEFORE INCOME TAXES                  $0           ($2,700)
           Income Taxes                            $0                $0
                                                  ---------      ----------
           NET PROFIT (LOSS)                       $0           ($2,700)
                                                  ---------      ----------

           NET PROFIT (LOSS)
           PER SHARE                               $0.0000        (0.1000)
                                                  __________     __________
AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING                         27,000          27,000


              See accompanying notes to financial statements.

                  CAPTAINS MANAGEMENT CORPORATION, INC.
                     ( A Development Stage Company )
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                              March 31, 2000
                                Common Stock                   (Deficit)
                               --------------                 Accumulated
                     Number                   Additional         During
                       of                     Paid In         Development
                     Shares      Amount       Capital            Stage
                     --------    ---------    -----------      -----------
Issued for cash
08-08-96             27,000      $2,700               $0

Net (Loss), 08-08-96
(inception) to 12-31-96                                          ($2,700)
                     --------    ----------    -----------      -----------
Balance, Dec. 31, 96   27,000    $2,700               $0         ($2,700)

Net (Loss), 12-31-97                                                  $0
                     --------    ----------    -----------       ----------
Balance, Dec. 31, 97   27,000    $2,700               $0          ($2,700)

Net (Loss), 12-31-98                                                   $0
                     --------    ----------     ----------        ---------
Balance, Dec 31, 1998  27,000    $2,700                $0         ($2,700)

Net (Loss), 12-31-99                                                    $0
                     --------    ----------      ---------        ---------
Balance, Dec. 31, 1999  27,000   $2,700                $0         ($2,700)

Net (Loss), 03-31-00                                                   $0
                     ---------   ----------       ---------        ---------
Balance  March
      31, 2000        27,000      $2,700               $0          ($2,700)
                    ==========   ==========       =========        =========

                See accompanying notes to financial statements.


                     CAPTAINS MANAGEMENT CORPORATION, INC.
                         (A Development Stage Company)
                           STATEMENT OF CASH FLOWS
                                                  Jan. 1
                                                    to          August 08,
                                                  March           1996
                                                 31, 2000      (inception)
                                                             to June 30, 2000
CASH FLOWS FROM
OPERATING ACTIVITIES

Net (Loss)                                          $0            ($2,700)
Amortization and depreciation                       $0                 $0
                                                  ---------      ------------

CASH FLOWS FROM
OPERATING ACTIVITIES                                 $0           ($2,700)

Issue common stock                                   $0            $2,700
Treasury stock                                       $0                $0
                                                   ---------     ------------

Net increase
(decrease) in cash                                   $0                $0

Cash, Beginning
of Period                                            $0                $0
                                                    _________     ___________
Cash, End
of Period                                            $0                $0
                                                    =========     ===========

                 See accompanying notes to financial statements.

                       CAPTAINS MANAGEMENT CORPORATION, INC.
                            (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized August 08, 1996 under the laws of the State of Nevada, under the name Captains Management Corporation, Inc. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Accounting Method
     The Company records income and expenses on the accrual method of accounting.

     Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     For the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2000.

     Fixed assets
     The Company does not maintain or control any fixed assets.

     Income taxes
     Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS # 109) "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year deferred tax assets and liabilities.

                      CAPTAINS MANAGEMENT CORPORATION, INC.
                        (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Loss per Share
     Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) " Earnings Per Share." Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would resulted in dilutive common stock equivalents have been converted to common stock. As of March 31, 2000 the Company had no dilutive common stock equivalents such as stock options.

NOTE 3 - STOCKHOLDERS' EQUITY

     The authorized common stock of Captains Management Corporation, Inc. consists of 25,000,000 shares with no par value per share.
The Company has issued 27,000 shares of its common stock.
The Company has no preferred stock.

NOTE 4 - GOING CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.