Form 10QSB
period 2000-06-30
CAPTAINS MANAGEMENT CORP
filed 2000-09-21
CIK 1104164

SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                      FORM 10-QSB

                [X]	Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                          Commission File No.: 000-29161

                       CAPTAINS MANAGEMENT CORPORATION, INC.
             (Exact name of registrant as it appears in its charter)

               NEVADA	                                 88-0448017
     (State or jurisdiction of                       (I.R.S. Employer
   incorporation or organization)	                  Identification No.)

468 North Camden Avenue
Beverly Hills, California                               90210
(Address of Principal Executive Office)	               (Zip Code)

Registrant's telephone number, including area code:	310-858-5569

Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (b) of the Act:

Class A Common Stock $0.0027 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.           	Yes 	X     	No

At the end of the quarter ending 3/31/2000 there were 5,000,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
See attached exhibit

Item 2.	MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
RESULTS OF OPERATION.

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.

                          Plan of Operation - General
Captain's  Management  Corporation,  Inc.  has  engaged in developing vertical market applications, virtual inventory systems and a public interactive display network along with its joint venture partner, Touchvision, Inc. Captain's Management Corporation, Inc. provides and integrates revenue sharing interactive touch screen-based marketing and distribution systems, as well as, creative solutions to induce customer loyalty and purchases through premiums, clubs and interactive programming. Captain's Management Corporation, Inc. also provides for location and sponsorship related to both interactive touch screen access e-tail and retail. Touchvision is a technology company that provides software applications, development, systems integration, and operational support and management, enabling its customers to publish and distribute broadband media, create e-commerce enterprises and provide interactive information and transaction services both over the internet and through interactive kiosks.

On April 10, 2000, Captain's completed the acquisition of 100% of the outstanding common stock of RAIL, Inc., a Nevada corporation ("RAIL"), in exchange for 1,000,000 shares of Captain's Management's Common Stock. The acquisition was to further pursue Captain's business plan.

On May 30th, 2000, Captain's Management Corp. formed a wholly owned subsidiary named Kiosk Solutions and Management, Inc. The subsidiary was formed in order to further pursue Captain's business plan.

                            Regulation and Taxation

The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading securities. While the Company does not intend to engage in such activities, the Company may obtain and hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company".

                                 Employees

Management consists of Jimmy H. Jin. Mr. Jin acts as President, Treasurer, Secretary, and Director.

There are six employees.

The Company has had no operations during this quarter.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.
None

Item 2.	Changes in Securities
None

Item 3.	Default Upon Senior Securities
None

Item 4.	Submission of matters To a Vote of Security Holders
None

Item 5.	Other Information.
None

Item 6.	Exhibits and Reports on Form 10-Q
(a)The following documents are filed as part of this report:
   Financial Statements as of June 30, 2000 as prepared by Kurt D. Saliger,
   C.P.A

Exhibits:

3.1		Articles of Incorporation	        Incorporated by reference The Company's
                                       Form 10-SB/A filed on March 24th, 2000.

3.2		By-Laws                       			 Incorporated by reference The Company's
                                       Form 10-SB/A filed on March 24th, 2000.

27.1		8K/A                             Incorporated by reference The Company's
                                       8K/A acquisition of Rail. Filed Sep.13,
                                       2000

27.1  8K                               Incorporated by reference
                                           The Company's 8K formation of
                                           Kiosk subsidiary.  Filed Sept.5,
                                           2000


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Captain's Management Corporation, Inc.

Dated: September 20, 2000

By:/s/ _________________________________
    Jimmy Jin,

                      CAPTAINS MANAGEMENT CORPORATION, INC.

                              FINANCIAL STATEMENTS

                                 June 30, 2000





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









                                KURT D. SALIGER

                          Certified Public Accountant

                         INDEPENDENT AUDITOR'S REPORT



Board of Directors
Captain's Management Corporation, Inc.
Las Vegas, Nevada

     I have audited the accompanying balance sheets of Captain's Management Corporation, Inc. (a development stage company) as of June 30, 2000, and the related statements of operations, changes in stockholders' equity and cash flows for the six months in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

     In my opinion, the financial statements referred to above present fairly, in all, material respects, the financial position of Captain's Management Corporation, Inc., as of June 30, 2000 and the results of their operations
and  its  cash  flows  for  the  six  month   period  ended June 30, 2000, in
conformity with generally accepted accounting principles.

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



Kurt D. Saliger  C.P.A.
August 23, 2000




                       CAPTAINS MANAGEMENT CORPORATION, INC.
                           ( A Develpment Stage Company)
                                   BALANCE SHEET

                                 ASSETS

                                                      June 30, 2000

CURRENT ASSETS
   Cash                                                        $0
   Accounts Receivable                                         $0
                                                            _________
          TOTAL CURRENT ASSETS                                 $0

   PROPERTY AND EQUIPMENT, NET                            $77,315

   OTHER ASSETS
   Licensing Fees                                         $36,000
                                                          _________
                  TOTAL ASSETS                            $113,315


                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                                                $0
   Accrued Liabilities                                             $0
   Current Portion, Long Term Debt                                 $0
                                                                _________
          TOTAL CURRENT LIAILITIES                                 $0

LONG-TERM DEBT                                                     $0
STOCKHOLDER'S EQUITY                                               $0
   Common Stock, no par value
   authorized 25,000,000 shares;
   issued and outstanding
   1,027,000 shares                                           $119,376

   Additional Paid In Capital                                      $0
   Deficit Accumulated During
       Development Stage                                      ($6,061)
                                                              __________
TOTAL STOCKHOLDERS' EQUITY                                    $113,315
                                                              __________

          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                                $113,315
                                                              ----------

                See accompanying notes to financial statements.

                     CAPTAINS MANAGEMENT CORPORATION, INC.
                       ( A Development Stage Company )
                           STATEMENT OF OPERATIONS




                                              For the          August
                                               period         08, 1996
                                                ended        (inception)
                                               June 30,      to June 30,
                                                2000             2000

REVENUES                                           $0             $0
COSTS OF REVENUES                                  $0             $0
                                               ----------     ----------
          GROSS PROFIT                             $0             $0

OPERATING EXPENSES
          Selling, general and
              administrative                       $0            $2,700
          Amortization and depreciation        $3,361            $3,361
                                                ----------       ---------
          TOTAL OPERATING EXPENSES             $3,361            $6,061
                                                ----------       ---------
          INCOME (LOSS) FROM OPERATIONS       ($3,361)          ($6,061)
OTHER INCOME (EXPENSES)
           Gain on sale of assets                  $0                $0
           Interest expense                        $0                $0
                                                 ----------      ----------
INCOME (LOSS) BEFORE INCOME TAXES            ($3,361)             ($6,061)
           Income Taxes                            $0                   $0
                                              ---------         ----------
           NET PROFIT (LOSS)                  ($3,361)            ($6,061)
                                              ---------         ----------

           NET PROFIT (LOSS)
           PER SHARE                          ($0.0033)            (0.0059)
                                               __________         __________
AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING                     1,027,000          1,027,000


              See accompanying notes to financial statements.

                  CAPTAINS MANAGEMENT CORPORATION, INC.
                     ( A Development Stage Company )
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                              June 30, 2000

                                Common Stock                   (Deficit)
                               --------------                 Accumulated
                     Number                   Additional         During
                       of                     Paid In         Development
                     Shares      Amount       Capital            Stage
                     --------    ---------    -----------      -----------

Issued for cash
08-08-96             27,000      $2,700               $0

Net (Loss), 08-08-96
(inception) to 12-31-96                                          ($2,700)
                     --------    ----------    -----------      -----------
Balance, Dec. 31, 96   27,000    $2,700               $0         ($2,700)

Net (Loss), 12-31-97                                                  $0
                     --------    ----------    -----------       ----------
Balance, Dec. 31, 97   27,000    $2,700               $0          ($2,700)

Net (Loss), 12-31-98                                                   $0
                     --------    ----------     ----------        ---------
Balance, Dec 31, 1998  27,000    $2,700                $0         ($2,700)

Net (Loss), 12-31-99                                                    $0
                     --------    ----------      ---------        ---------
Balance, Dec. 31, 1999  27,000   $2,700                $0         ($2,700)

Issued for assets
Rail, Inc.
04-10-00             1,000,000   $116,676              $0

Net (Loss), 06-30-00                                              ($3,361)
                     ---------   ----------       ---------        ---------
Balance  June
      30, 2000       1,027,000   $119,376              $0          ($6,061)
                    ==========   ==========       =========        =========

                See accompanying notes to financial statements.

                     CAPTAINS MANAGEMENT CORPORATION, INC.
                         (A Development Stage Company)
                           STATEMENT OF CASH FLOWS


                                                 Jan. 1          August 08,
                                                   to               1996
                                                  June           (inception)
                                                30, 2000     to June 30, 2000


CASH FLOWS FROM
OPERATING ACTIVITIES

Net (Loss)                                       ($3,316)          ($6,016)
Amortization and depreciation                     $3,316            $3,316
                                                  ---------      ------------

CASH FLOWS FROM
OPERATING ACTIVITIES                                 $0            ($2,700)

Issue common stock                                   $0              $2,700
Treasury stock                                       $0                $0
                                                   ---------     ------------

Net increase
(decrease) in cash                                    $0                $0

Cash, Beginning
of Period                                             $0                $0
                                                    _________     ___________
Cash, End
of Period                                            $0                $0
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

     For the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2000.

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

                      CAPTAINS MANAGEMENT CORPORATION, INC.
                        (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Loss per Share
     Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) " Earnings Per Share." Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would resulted in dilutive common stock equivalents have been converted to common stock. As of June 30, 2000 the Company had no dilutive common stock equivalents such as stock options.

NOTE 3 - STOCKHOLDERS' EQUITY

     The authorized common stock of Captains Management Corporation, Inc. consists of 25,000,000 shares with no par value per share.
On April 10,2000 the Company acquired all of the issued and outstanding common stock of Rail, Inc. in exchange for 1,000,000 shares of the Company's stock. The acquisition was accounted for using the purchase method of accounting.

The Company has issued 1,027,000 shares of its common stock.

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